Form 10-K
period 2001-12-31
MORTGAGE PASS THROUGH CERTIFICATES SERIES 2001-9
filed 2002-11-22
CIK 1157997

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-56234-10


        BANK OF AMERICA MORTGAGE SECURITIES, INC.
        MORTGAGE PASS-THROUGH CERTIFICATES
        Series 2001-9 Trust

       (Exact name of registrant as specified in its charter)



   New York                                    90-0025066/90-0031607
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o The Bank of New York, as Trustee
   101 Barclay St.  8W
   New York, NY                                10286
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: 212-815-6140


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.


  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  ___     No  X







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            Not applicable.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2001, the number of holders of record for each class of Certificate were as follows:


             Class A1                          1
             Class A2                          1
             Class A3                          1
             Class A4                          1
             Class A5                          1
             Class A6                          1
             Class A7                          1
             Class A8                          1
             Class A9                          1
             Class A10                         1
             Class A11                         1
             Class A12                         1
             Class A13                         1
             Class A14                         1
             Class A15                         1
             Class A16                         1
             Class A17                         1
             Class A18                         1
             Class A19                         1
             Class A20                         1
             Class A21                         1
             Class A22                         1
             Class A23                         1
             Class A24                         1
             Class A25                         1
             Class A26                         1
             Class A27                         1
             Class A28                         1
             Class A29                         1
             Class 2A1                         1
             Class APO                         1
             Class B1                          1
             Class B2                          1
             Class B3                          1
             Class B4                          1
             Class B5                          1
             Class B6                          1
             Class 2B1                         1
             Class 2B2                         1
             Class 2B3                         1
             Class 2B4                         1
             Class 2B5                         1
             Class 2B6                         1
             Class AR                          1
             Class ALR                         1
             Class PAC                         0
             Class TAC                         0

             Total:                           45


  Item 6.  Selected Financial Data.

            Omitted.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 14(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

                               PART IV


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2001


           a)  Bank of America, N.A., Servicer
           b)  Bank of America, FSB, Servicer
           c)  Nationsbanc, Servicer


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.


           a)  Bank of America, N.A., Servicer
           b)  Bank of America, FSB, Servicer
           c)  Nationsbanc, Servicer


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.


           a)  Bank of America, N.A., Servicer
           b)  Bank of America, FSB, Servicer
           c)  Nationsbanc, Servicer



    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) Reports on Form 8-K, dated as of October 31, 2001, November 30, 2001, and December 31, 2001, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.



   (d) Omitted.

                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    BANK OF AMERICA MORTGAGE SECURITIES, INC.
    MORTGAGE PASS-THROUGH CERTIFICATES
    Series 2001-9 Trust
    (Registrant)



  Signed:  The Bank of New York, as Trustee


  By:   Diane Pickett, Vice President

  By: /s/  Diane Pickett, Vice President

  Dated: November 21, 2002

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A1                          1,676,645.88         4,909,043.76                0.00             70,592,956.24
   A2                            566,680.60         1,722,996.21                0.00             24,777,003.79
   A3                            787,500.00                 0.00                0.00             35,000,000.00
   A4                            925,276.75         2,925,842.61                0.00             42,074,157.39
   A5                            408,160.01           266,727.49                0.00             17,973,272.51
   A6                                  0.00                 0.00                0.00             12,021,727.49
   A7                          1,319,157.89        15,334,725.28                0.00             96,877,274.72
   A8                          1,780,072.25         3,975,669.52                0.00             25,116,330.48
   A9                                  0.00           570,748.50                0.00                      0.00
   A10                           112,500.00                 0.00                0.00              5,000,000.00
   A11                           377,235.00                 0.00                0.00             16,766,000.00
   A12                         1,662,122.92                 0.00                0.00             97,295,000.00
   A13                           835,067.33                 0.00                0.00             39,452,000.00
   A14                           609,930.00                 0.00                0.00             27,108,000.00
   A15                             9,000.00                 0.00                0.00                400,000.00
   A16                             9,000.00                 0.00                0.00                400,000.00
   A17                             9,000.00                 0.00                0.00                400,000.00
   A18                             9,000.00                 0.00                0.00                400,000.00
   A19                             9,000.00                 0.00                0.00                400,000.00
   A20                             9,000.00                 0.00                0.00                400,000.00
   A21                            58,500.00                 0.00                0.00              2,600,000.00
   A22                           352,372.50                 0.00                0.00             15,661,000.00
   A23                           225,000.00                 0.00                0.00             10,000,000.00
   A24                           136,752.71           841,631.24                0.00             12,102,812.76
   A25                           246,517.47                 0.00                0.00             12,102,812.76
   A26                           579,617.25                 0.00                0.00             25,760,766.66
   A27                           900,000.00                 0.00                0.00             40,000,000.00
   A28                           618,750.00                 0.00                0.00             27,500,000.00
   A29                            11,250.00                 0.00                0.00                500,000.00
   2A1                         2,638,495.40         6,343,599.27                0.00            116,867,400.73
   APO                                 0.00            18,405.89                0.00              1,898,762.24
   B1                            265,587.97            37,808.28                0.00             11,780,191.72
   B2                             91,061.30            12,963.10                0.00              4,039,036.90
   B3                             60,722.52             8,644.20                0.00              2,693,355.80
   B4                             37,957.19             5,403.42                0.00              1,683,596.58
   B5                             22,765.33             3,240.77                0.00              1,009,759.23
   B6                             30,362.39             4,322.26                0.00              1,346,727.96
   2B1                            21,668.30            13,220.60                0.00                991,779.40
   2B2                             8,128.31             4,959.37                0.00                372,040.63
   2B3                             5,433.25             3,315.02                0.00                248,684.98
   2B4                             2,716.62             1,657.51                0.00                124,342.49
   2B5                             2,716.62             1,657.51                0.00                124,342.49
   2B6                             2,722.75             1,661.18                0.00                124,622.98
   AR                                  0.49                50.00                0.00                      0.00
   ALR                                 0.28                50.00                0.00                      0.00
   PAC                                 0.00                 0.00                0.00            163,855,000.00
   TAC                                 0.00                 0.00                0.00            121,993,605.20